Form 10-K
period 1998-12-31
SOUTHERN PACIFIC SECURED ASSETS CORP
filed 1999-03-25
CIK 944743

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

               Southern Pacific Secured Assets Corporation
                  Mortgage Pass-Through Certificates
                      Series  1998-H01      Trust
        (Exact name of registrant as specified in its charter)



New York                          Pending
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

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

         As of December 31, 1998, the number of holders of
         the publicly offered Certificates was
         18


Item 6.  Selected Financial Data.

         Omitted

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Omitted

Item 8.  Financial Statements and Supplementary Data.

         See Item 14(a), Exhibits 99.1, 99.2, 99.3, for
         information provided in lieu of information required by Item 102 of Regulation S-K.

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

 Southern Pacific Secured Assets Corporation
 Mortgage Pass-Through Certificates
Series  1998-H01      Trust

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